Form 10-Q
period 1995-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP II C
filed 1995-08-15
CIK 720307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                             _______________________

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                 of the United States Securities Exchange Act of
                                      1934

                             _______________________


For The Quarter Ended June 30, 1995              Commission File No. 2-89177


                     WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                  (Exact name of registrant as specified in its charter)


   Massachusetts                                                  04-2819910
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)


One Financial Center, 21st Floor, Boston, MA                           02111
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (617) 482-8000


                                   Not Applicable
                 (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate  by  check mark whether the  registrant
(1)  has filed all reports required to be  filed
by   Section  13  or  15(d)  of  the  Securities
Exchange  Act  of 1934 during the  preceding  12
months  (or  for  such shorter period  that  the
registrant  was required to file such  reports),
and   (2)  has  been  subject  to  such   filing
requirements for the past 90 days.

                           Yes     X          No
                                  ---              ---
                             There are no Exhibits.

                                  Page 1 of 12
(Page 2)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                                       INDEX                  Page No.

Part I.  FINANCIAL INFORMATION

Financial Statements

Balance Sheets as of June 30, 1995
   and December 31, 1994                                       3

Statements of Operations  For  the
   Quarters Ended June 30, 1995 and 1994 and the
   Six Months Ended June 30, 1995 and 1994                     4

Statements of Cash Flows  For  the
  Six Months Ended June 30, 1995 and 1994                      5

Notes to Financial Statements                                  6 - 7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                8 - 9

Computer Equipment Portfolio                                   10

Part II. OTHER INFORMATION

Items 1 - 6                                                    11

Signature                                                      12

(Page 3)

                         PART I.  FINANCIAL INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                                    Assets       (Unaudited)     (Audited)
                                                   6/30/95        12/31/94
Investment property, at cost (note 3):
 Computer equipment                              $    588,810    $   617,239
   Less accumulated depreciation                      507,546        499,170
                                                 ---------------------------
    Investment property, net                           81,264        118,069

Cash and cash equivalents                              64,118        150,468
Marketable securities (note 2)                         11,118              -
Rents receivable, net (note 2)                          3,906          1,071
Accounts receivable - affiliates, net (note 2)          3,768          2,799
                                                  --------------------------
   Total assets                                   $   164,174    $   272,407
                                                  ==========================

                        Liabilities and Partners' Equity
Liabilities:
 Accounts payable and accrued
   expenses - affiliates (note 4)                 $    18,510    $    26,745
 Accrued expenses                                       3,189          8,408
 Accounts payable                                      21,607         22,280
 Distribution payable                                   1,648              -
 Unearned rental revenue                                    -          4,553
                                                  --------------------------
   Total liabilities                                   44,954         61,986
                                                  --------------------------
Partners' equity:
 General Partner:
   Capital contribution                                 1,000          1,000
   Cumulative net income                              746,629        735,147
   Cumulative cash distributions                     (750,394)      (743,802)
                                                 ---------------------------
                                                       (2,765)        (7,655)
                                                 ---------------------------
 Limited Partners (25,050 units):
   Capital contribution, net of
     offering costs                                11,158,769     11,158,769
   Cumulative net income                            3,220,926      3,191,769
                                                 ---------------------------
   Cumulative cash distributions                  (14,257,710)   (14,132,462)
                                                 ---------------------------
                                                      121,985        218,076
                                                 ---------------------------
   Total partners' equity                             119,220        210,421
                                                 ===========================
   Total liabilities and partners' equity        $    164,174    $   272,407
                                                 ===========================

                 See accompanying notes to financial statements.

(Page 4)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)
                                 Quarters Ended             Six Months Ended
                                    June 30,                    June 30,
                              --------------------       ---------------------
                                1995        1994          1995          1994
                              --------------------       ---------------------
Revenue:
 Rental income (loss)         $ 37,486    $ (27,247)     $ 84,299     $ 63,158
 Interest income                   948        2,294         3,676        2,683
 Net gain on sale
   of equipment                  1,066       91,928         1,651      100,155
 Recovery of net unsecured
   pre-petition claim (note 2)  11,118            -        11,118            -
                               --------------------      ---------------------
    Total revenue               50,618       66,975       100,744      165,996
                               --------------------      ---------------------
Costs and expenses:
 Depreciation                   15,805       38,940        31,610      101,255
 Interest                       (1,077)           -            43            -
 Related party expenses (note 4):
   Management fees               1,817       (7,351)        4,525         (985)
   General and administrative   15,676       16,134        28,753       31,684
 (Reversal of) provision for
   doubtful accounts                40        5,413        (4,826)       5,413
                              ---------------------      ---------------------
    Total costs and expenses    32,261       53,136        60,105      137,367
                              ---------------------      ---------------------
Net income                    $ 18,357    $  13,839      $ 40,639     $ 28,629
                              =====================      =====================
Net income (loss) per Limited
 Partnership Unit             $   0.66    $   (1.37)     $   1.16     $  (3.84)
                              =====================      =====================

                 See accompanying notes to financial statements.
(Page 5)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)
                                                 1995              1994
Cash flows from operating activities:
 Net income                                      $   40,639        $  28,629
                                                 ---------------------------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                     31,610          101,255
      (Reversal of) provision for
         doubtful  accounts                          (4,826)           5,413
    Net gain on sale of equipment                    (1,651)        (100,155)
    Net increase in current assets                  (10,096)         (32,850)
      Net (decrease) increase in
        current  liabilities                        (18,680)          29,394
                                                  --------------------------
      Total adjustments                              (3,643)           3,057
                                                  --------------------------
      Net cash provided by
         operating activities                        36,996           31,686
                                                  --------------------------
Cash flows from investing activities:
 Proceeds from sales of investment property           6,846          283,064
                                                  --------------------------
      Net cash provided by investing activities       6,846          283,064
                                                  --------------------------
Cash flows from financing activities:
 Cash distributions to partners                    (130,192)        (197,763)
                                                  --------------------------
      Net cash used in financing activities        (130,192)        (197,763)
                                                  --------------------------
Net  (decrease)  increase  in  cash
   and  cash equivalents                            (86,350)         116,987

Cash and cash equivalents at
  beginning of period                               150,468          105,018
                                                  --------------------------
Cash and cash equivalents at end of period        $  64,118        $ 222,005
                                                  ==========================
Supplemental cash flow information:
 Interest paid during period                      $   1,120        $       -
                                                  ==========================

                 See accompanying notes to financial statements.
(Page 6)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

(1)    Organization and Partnership Matters

The  foregoing financial statements of Wellesley
Lease  Income  Limited  Partnership  II-C   (the
"Partnership") have been prepared in  accordance
with the rules and regulations of the Securities
and   Exchange  Commission  for  Form  10-Q  and
reflect  all  adjustments  which  are,  in   the
opinion  of  management, necessary  for  a  fair
presentation  of  the results  for  the  interim
periods  presented.  Pursuant to such rules  and
regulations, certain note disclosures which  are
normally   required  under  generally   accepted
accounting principles have been omitted.  It  is
recommended  that these financial statements  be
read   in  conjunction  with  the  Partnership's
Annual  Report on Form 10-K for the  year  ended
December 31, 1994.

During  the second quarter of 1995, the  General
Partner announced its intentions of winding down
the  operations  of  the  Partnership.   It   is
anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution.

(2)    Significant Accounting Policies

Allowance for Doubtful Accounts

The  financial statements include allowances for
estimated  losses on receivable  balances.   The
allowances  for doubtful accounts are  based  on
past  write off experience and an evaluation  of
potential  uncollectible  accounts  within   the
current    receivable   balances.     Receivable
balances    which   are   determined    to    be
uncollectible are charged against the  allowance
and  subsequent recoveries, if any, are credited
to the allowance.  At June 30, 1995 and December
31,  1994,  the allowance for doubtful  accounts
included  in rents receivable was $205 and  $56,
respectively.    The  allowance   for   doubtful
accounts  included  in  accounts  receivable   -
affiliates was $16,275 and $21,250 at June 30, 1995 and December 31, 1994, respectively, of which $16,275 was related to the net unsecured pre-petition bankruptcy claim, respectively.

Marketable Securities

The  marketable securities consist of the common
stock   in   Continental   Information   Systems
Corporation received by the Partnership  in  the
distribution  made  December  27,  1995  by  the
Trustee  of  the  Liquidating  Estate   of   CIS
Corporation,   et  al  with   respect   to   the
outstanding  net  unsecured pre-petition  claim.
During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis which approximates fair market value at the balance sheet date.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(Page 7)

(3)    Investment Property

At June 30, 1995, the Partnership owned computer
equipment  with  a  depreciated  cost  basis  of
$70,754,   subject   to  existing   leases   and
equipment with a depreciated cost basis of $10,510 in inventory, awaiting re-lease or sale.
All purchases of computer equipment are subject to a 3% acquisition fee paid to the General
Partner.

(4) Related Party  Transactions

Fees,  commissions and other  expenses  paid  or
accrued   by  the  Partnership  to  the  General
Partner or affiliates of the General Partner for the quarters ended June 30, 1995 and 1994 are as follows:

                                 1995         1994
Management fees                  $   4,525    $   (985)
Reimbursable expenses paid          28,693      28,103
                                 ---------------------
                                 $  33,218    $ 27,118
                                 =====================

Under  the  terms of the Partnership  Agreement,
the  General Partner is entitled to an equipment
acquisition fee of 3% of the purchase price paid
by  the  Partnership  for  the  equipment.   The
General Partner is also entitled to a management fee equal to 7% of the monthly rental billings collected. Also, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Subsequent Events

On  July 20, 1995, the Partnership received  the
second  distribution from  the  Trustee  of  the
Liquidating  Estate of CIS Corporation,  et  al,
with  respect  to the net unsecured pre-petition
claim.   The  distribution  consisted  of   cash
proceeds  of  $12,765 and 823 shares  of  common
stock   in   Continental   Information   Systems
Corporation  with  a carrying value  of  $2,058.
The  cash  and  stock will be reflected  in  the
financial  statements for the third  quarter  of
1995.     Following    the   Trustee's    second
distribution, the Partnership's net unsecured pre-petition claim has been settled as of July
20, 1995 and there are no other outstanding receivable balances.

(Page 8)

                    WELLESLEY INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The   following   discussion  relates   to   the
Partnership's operations for the quarter and six months ended June 30, 1995 in comparison to the same periods in the prior year.

The  Partnership realized net income of  $18,357
and  $13,839  for the three month periods  ended
June  30,  1995 and 1994, respectively.   Rental
income   increased  from  1994  due  to   Boeing
Computer Services, Inc. ("Boeing") exercise,  in
1994,   of  their  option  to  apply  previously
accrued  and  paid  rental proceeds  toward  the
purchase  price  of equipment  leased  to  them.
Boeing's  option exercise caused  a  reclass  of
rental  income previously accrued and  collected
in  the  amount  of $56,442 to  sales  proceeds.
Interest  income decreased as a result of  lower
average  short-term  investment  balances.   The
significant  decrease in net  gain  on  sale  of
equipment  was  the  result of  fewer  equipment
sales  in the current quarter.  The recovery  of
net  unsecured pre-petition claim was the result
of  the  establishment of the carrying value  of
the  stock  received in the  December  27,  1994
distribution from the Trustee of the Liquidating
Estate   of   CIS  Corporation,  et   al.    The
receivables associated with the stock settlement
had   been  fully  reserved  in  a  prior  year;
accordingly, the Partnership was able to show  a
recovery  on  those receivables as of  June  30,
1995  at  which  time  a stock  value  could  be
determined   due   to   the   stock's    trading
activities.

Total  costs and expenses decreased 40%  between
the three month periods primarily as a result of
lower    depreciation   expense.    Depreciation
expense decreased due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the equipment portfolio. For the quarter ended June 30, 1995, the increase in management fees expense reflects an increase in rental income as compared to the same period in the prior year. The Partnership decreased its provision for doubtful accounts by $5,373 from the quarter ended June 30, 1994 due to fewer delinquent accounts receivable in the current quarter.

The  Partnership realized net income of  $40,639
and  $28,629 for the six months ended  June  30,
1995  and  1994,  respectively.   Rental  income
increased  $21,141 or 34% between the six  month
periods.   The  increase  in  rental  income  is
attributed   to   the  above  mentioned   Boeing
exercised  option.   As  mentioned  above,   the
recovery of net unsecured pre-petition claim was
the  result of the establishment of the carrying
value of the stock received in the December  27,
1994  distribution  from  the  Trustee  of   the
Liquidating  Estate of CIS Corporation,  et  al.
The   receivables  associated  with  the   stock
settlement  had been fully reserved in  a  prior
year;  accordingly, the Partnership was able  to
show  a recovery on those receivables as of June
30,  1995  at which time a stock value could  be
determined   due   to   the   stock's    trading
activities.

Total  costs and expenses decreased  $77,262  or
57% between the six month periods.  The decrease
in   total   costs  and  expenses  is  primarily
attributable  to  the decrease  in  depreciation
expense.    The  69%  decrease  in  depreciation
expense is the result of an increased portion of
the    equipment   portfolio   becoming    fully
depreciated  and the reduction in the  equipment
portfolio.   For the six months ended  June  30,
1995,  management  fees  expense  increased   in
relationship  to rental income  along  with  the
Boeing   option   exercise  to  reclass   rental
proceeds   to  sales  proceeds  in  1994.    The
reversal of provision for doubtful accounts was generated due to successful collection efforts of delinquent rents receivable.

The  Partnership recorded net income per Limited
Partnership Unit of $0.66 and $1.16 for the quarter and six months ended June 30, 1995, respectively.

(Page 9)

Liquidity and Capital Resources

For  the six months ended June 30, 1995,  rental
revenue generated from operating leases was  the
primary source of funds for the Partnership.  As
equipment leases terminate, the General  Partner
determines if the equipment will be extended  to
the  same lessee, remarketed to another  lessee,
or   if  it  is  less  marketable,  sold.   This
decision is made upon analyzing which options would generate the most favorable results.

Rental  income will continue to decrease due  to
two  factors.   The  first factor  is  the  rate
obtained when the original leases expire and are
remarketed  at  a  lower  rate.   Typically  the
remarketed  rates are lower due to the  decrease
in  useful life of the equipment.  Secondly, the
increasing change of technology in the  computer
industry usually decreases the demand for  older
equipment,  thus increasing the  possibility  of
obsolescence.   Both of these  factors  together
will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration.

During  the second quarter of 1995, the  General
Partner announced its intentions of winding down
the  operations  of  the  Partnership.   It   is
anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution.

The  Partnership's investing activities for  the
six  months  ended  June 30,  1995  resulted  in
equipment sales with a depreciated cost basis of
$5,195,  generating  $6,846  in  proceeds.   The
Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period and has announced its intentions of winding down the Partnership.

Cash  distributions are currently at  an  annual
level  of  1%  per Limited Partnership  Unit  or
$1.25   per  Limited  Partnership  Unit   on   a
quarterly basis.  For the quarter ended June 30,
1995,   the   Partnership   declared   a    cash
distribution  of  $32,961, of which  $1,648  was
allocated to the General Partner and $31,313 was
allocated   to   the  Limited   Partners.    The
distribution  will be made on August  28,  1995.
The Partnership expects distributions to be more volatile as its operations are winding down.

The   effects   of  inflation  have   not   been
significant to the Partnership and are not expected to have any material impact in future periods.

(Page 10)
                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1995

Lessee

Caterpillar Tractor Company
Coast Pump & Supply Company, Incorporated
First Options of Chicago, Incorporated
New York Life Insurance Company
Owens Corning Fiberglass, Incorporated


Equipment Description            Acquisition Price

Computer Peripherals             $342,746
Other                             246,064
                                 --------
                                 $588,810
                                 ========

(Page 11)
                   PART II.  OTHER INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)


Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes  in  the  Rights   of   the
         Partnership's Security Holders
         Response:  None

Item 3. Defaults by the Partnership on its Senior Securities
         Response:  None

Item 4.  Results of Votes of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:

         A.  None

         B.  None

(Page 12)

SIGNATURE

Pursuant  to the requirements of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLESLEY LEASE INCOME LIMITED
PARTNERSHIP II-C
(Registrant)

By:   Wellesley Leasing Partnership,
      its General Partner

By:   TLP Leasing Programs, Inc.,
      one of its Corporate General Partners


Date: August 11, 1995

By:   Arthur P. Beecher,
      President