Form 10-Q
period 1995-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP II C
filed 1995-11-14
CIK 720307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                            -----------------------


For Quarter Ended September 30, 1995                Commission File No. 2-89177


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
             (Exact name of registrant as specified in its charter)


         Massachusetts                                               04-2819910
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                                                                ----------------


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

                                  Yes X No ___

                             There are no Exhibits.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                     (A Massachusetts Limited Partnership)


                                      INDEX                                                                        Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1995 and December 31, 1994                                         3

                    Statements of Operations For the Quarters Ended
                           September 30, 1995 and 1994 and the Nine Months Ended
                           September 30, 1995 and 1994                                                                    4

                    Statements of Cash Flows For the Nine Months Ended
                           September 30, 1995 and 1994                                                                    5

                    Notes to Financial Statements                                                                     6 - 8

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                            9 - 11

              Computer Equipment Portfolio                                                                               12

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                                13

              Signature                                                                                                  14


                         Part I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                     (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                                               Assets             (Unaudited)              (Audited)
                                                                                      9/30/95               12/31/94
Investment property, at cost (note 3):
   Computer equipment                                                             $       588,810        $       617,239
     Less accumulated depreciation                                                        517,201                499,170
                                                                                          -------                -------
       Investment property, net                                                            71,609                118,069

Cash and cash equivalents                                                                  59,419                150,468
Marketable securities (notes 2 and 5)                                                      11,857                      -
Rents receivable, net (note 2)                                                              1,878                  1,071
Accounts receivable - affiliates, net (notes 2 and 4)                                       2,665                  2,799
                                                                                            -----                  -----

     Total assets                                                                 $       147,428        $       272,407
                                                                                  =       =======        =       =======

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 4)                    $        13,553        $        26,745
   Accounts payable and accrued expenses                                                   21,479                 30,688
   Distribution payable                                                                     1,648                      -
   Unearned rental income                                                                       -                  4,553
                                                                                            -----                  -----

     Total liabilities                                                                     36,680                 61,986
                                                                                           ------                 ------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                751,042                735,147
     Cumulative cash distributions                                                       (752,042)              (743,802)
                                                                                         --------               --------
                                                                                                -                 (7,655)
                                                                                           ------                 ------
   Limited Partners (25,050 Units):
     Capital contribution, net of
       offering costs                                                                  11,158,769             11,158,769
     Cumulative net income                                                              3,242,320              3,191,769
     Cumulative cash distributions                                                    (14,289,023)           (14,132,462)
                                                                                      -----------            -----------
                                                                                          112,066                218,076
                                                                                          -------                -------
     Unrealized losses on marketable securities (note 5)                                   (1,318)                     -
                                                                                           ------                 ------
     Total partners' equity                                                               110,748                210,421
                                                                                          -------                -------

     Total liabilities and partners' equity                                       $       147,428        $       272,407
                                                                                  =       =======        =       =======

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                     (A Massachusetts Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                                      -------------                           -------------
                                                 1995              1994                1995                1994
                                                 ----              ----                ----                ----
Revenue:
   Rental income                            $     35,719       $     65,562         $    120,018        $    128,720
   Interest income                                   815              2,943                4,491               5,626
   Recovery of net unsecured
     pre-petition claim (note 6)                  14,823                  -               25,941                   -
   Net (loss) gain on sale
     of equipment                                      -               (647)               1,651              99,508
                                                   -----              -----                -----              ------

       Total revenue                              51,357             67,858              152,101             233,854
                                                  ------             ------              -------             -------

Costs and expenses:
   Depreciation                                    9,655             32,025               41,265             133,280
   Interest                                            -                  -                   43                   -
   Related party expenses (note 4):
     Management fees                               2,257              3,288                6,782               2,303
     General and administrative                   13,638             19,564               42,391              51,248
   (Reversal of) provision for
     doubtful accounts                                 -             (2,657)              (4,826)              2,756
                                                  ------             ------               ------               -----

       Total costs and expenses                   25,550             52,220               85,655             189,587
                                                  ------             ------               ------             -------

Net income                                  $     25,807       $     15,638         $     66,446        $     44,267
                                            =     ======       =     ======         =     ======        =     ======

Net income (loss) per Limited
   Partnership Unit                         $       0.86       $      (0.15)        $      2.02         $      (3.99)
                                            =       ====       =      =====         =      ====         =      =====

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                     (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                           1995                     1994
                                                                                           ----                     ----
Cash flows from operating activities:
   Net income                                                                        $       66,446           $        44,267
                                                                                     -       ------           -        ------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                          41,265                   133,280
       (Reversal of) provision for doubtful accounts                                         (4,826)                    2,756
       Net gain on sale of equipment                                                         (1,651)                  (99,508)
       Net (increase) decrease in current assets                                             (9,022)                    1,293
       Net decrease in current liabilities                                                  (26,954)                  (21,864)
                                                                                            -------                   -------

         Total adjustments                                                                   (1,188)                   15,957
                                                                                             ------                    ------

         Net cash provided by operating activities                                           65,258                    60,224
                                                                                             ------                    ------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                 6,846                   293,949
                                                                                              -----                   -------

         Net cash provided by investing activities                                            6,846                   293,949
                                                                                              -----                   -------

Cash flows from financing activities:
   Cash distributions to partners                                                          (163,153)                 (296,646)
                                                                                           --------                  --------

         Net cash used in financing activities                                             (163,153)                 (296,646)
                                                                                           --------                  --------

Net (decrease) increase in cash and cash equivalents                                        (91,049)                   57,527

Cash and cash equivalents at beginning of period                                            150,468                   105,018
                                                                                            -------                   -------

Cash and cash equivalents at end of period                                           $       59,419           $       162,545
                                                                                     =       ======           =       =======

Supplemental cash flow information:
   Interest paid during period                                                       $        1,120           $             -
                                                                                     =        =====           =        ======

                See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                  For the Nine Months Ended September 30, 1995
                                  (Unaudited)

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

During the second quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution within the next twelve months.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $205 and $56, respectively. The allowance for doubtful accounts included in accounts receivable - affiliates was $0 and $21,250 at September 30, 1995 and December 31, 1994, respectively, of which $16,275 was related to the net unsecured pre-petition bankruptcy claim in 1994.

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of common stock in Continental Information Systems Corporation received by the Partnership in the distributions made December 27, 1994 and July 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al, ("the Trustee"), with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those gains and losses that are deemed to be other than temporary, which would be reflected in income or loss (see note 5).

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

(3)   Investment Property

At September 30, 1995, the Partnership owns computer equipment with a cost basis of $404,968, subject to existing leases, and equipment with a cost basis of $183,842 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended September 30, 1995 and 1994 are as follows:

                                                      1995                      1994
                                                      ----                      ----

      Management fees                             $      6,782              $      2,303
      Reimbursable operating expenses                   39,538                    15,046
                                                        ------                    ------

                                                  $     46,320              $     17,349
                                                  =     ======              =     ======

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

(5)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At September 30, 1995 the difference between the fair value and the original cost of these securities is an unrealized loss of $1,318.

The fair value is based on currently quoted market prices. The carrying amount and estimated fair value of the Partnership's marketable securities for the quarters ended September 30, 1995 and 1994 are as follows:

                                                                                1995                          1994
                                                                                ----                          ----
                                                                       Carrying       Fair          Carrying           Fair
                                                                       Amount         Value         Amount             Value

Investment in Continental Information
     Systems Corporation Stock                                         $ 13,175       $ 11,857      $         -        $         -
                                                                       ========       ========      ===========        ===========

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

As was discussed in note 2, Marketable Securities, the Partnership received stock in Continental Information Systems Corporation as part of the December 27, 1994 and July 20, 1995 distributions from the Trustee, with respect to the outstanding net unsecured pre-petition claim. The receivables comprising the net unsecured pre-petition claim had been fully reserved during prior years; thus, during the second quarter of 1995 when the stock began actively trading, the carrying amount for the stock was established to be $2.50 per share which approximated fair value at June 30, 1995.

(6)   Bankruptcy of Continental Information Systems Corporation

As was discussed in the Form 10-Q for the quarter ended June 30, 1995, note 5 Subsequent Events, the Partnership received the second and final distribution from the Trustee, with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $12,765 and 823 shares of common stock in Continental Information Systems Corporation with a carrying value of $2,058. Following the Trustee's second distribution, the Partnership's net unsecured pre-petition claim has been settled as of July 20, 1995 and there are no other outstanding receivable balances.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)
Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1995 in comparison to the same periods in the prior year.

The Partnership realized net income of $25,807 and $15,638 and rental income of $35,719 and $65,562 for the quarters ended September 30, 1995 and 1994, respectively. Rental income decreased $29,843 or 46% due to lower rental rates obtained on equipment extensions and remarketings and a reduction in the overall equipment portfolio available for lease. The recovery of the net unsecured pre-petition claim of $14,823 during the current quarter was the result of the second and final distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al, ("the Trustee"), with respect to the outstanding claim balance.

Total costs and expenses decreased $26,670 or 51% in comparison with the quarter ended September 30, 1994. The decrease in total costs and expenses was primarily the result of lower depreciation expense, which accounted for a decrease of $22,370. Depreciation expense decreased due to a reduction in the size of the equipment portfolio and an increased portion of the equipment portfolio becoming fully depreciated. The decline in management fees expense reflects a decline in rental income. General and administrative expenses decreased due to lower storage charges as a result of reduced equipment in inventory and due to lower rates paid for outside services for income tax return preparation. The Partnership reduced its provision for doubtful accounts by $2,657 in the third quarter of 1994 due to successful collection efforts on delinquent accounts.

The Partnership realized net income of $66,446 and $44,267 and rental income of $120,018 and $128,720 for the nine months ended September 30, 1995 and 1994, respectively. Rental income decreased $8,702 or 7%. As discussed above, the decrease in rental income is primarily due to lower rental rates obtained on equipment lease extensions and remarketings and due to a reduction in the equipment portfolio. Rental income for the nine months ended September 30, 1994 reflects a reduction due to Boeing Computer Services, Inc.'s ("Boeing") exercise of their option to apply previously accrued and paid rental proceeds toward the purchase price of equipment leased to them. Boeing's option exercise caused a reclass of rental income previously accrued and collected in the amount of $56,442 to sales proceeds. Interest income decreased as a result of lower average short-term investment balances. The recovery of the net unsecured pre-petition claim was the result of the third quarter of 1995 receipt of the Trustee's July 20, 1995 final distribution along with the second quarter of 1995 establishment of the carrying value of the stock received in the December 27, 1994 distribution. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995, at which time an objective stock value could be determined due to the stock's trading activities.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Total costs and expenses decreased $103,932 or 55% in comparison with the nine months ended September 30, 1995. The decrease in total costs and expenses is primarily attributable to the $92,015 or 69% decrease in depreciation expense. As discussed above in the quarter analysis, the decrease in depreciation expense is the result of an increased portion of the equipment portfolio becoming fully depreciated and a reduction in the overall size of the equipment portfolio. The increase in management fees expense in the current year reflects the reclass of rental proceeds to sales proceeds in 1994 related to the Boeing option exercise as discussed above. General and administrative expenses decreased due to lower storage charges and lower tax preparation costs, as stated above. During the nine months ended September 30, 1995, the Partnership was able to reverse its provision for doubtful accounts in the amount of $4,826 due to successful collection efforts of delinquent rents receivable.

During the quarter and nine months ended  September  30, 1995,  the  Partnership
allocated   profits  and  losses  resulting  in  $0.86  and  $2.02  per  Limited
Partnership Unit, respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 1995, rental revenue generated from the operating leases was the primary source of funds for the Partnership. As the equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would derive the most favorable results.

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

During the second quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution within the next twelve months. The Partnership will not be terminated until the stock received in the settlement of the claim against CMI Corporation has been sold and the sales proceeds have been distributed to the partners.

The stock cannot be sold immediately by the Partnership due to limitations imposed by the Securities Exchange Act of 1933 (the "Exchange Act"). Because TLP Leasing Programs, Inc., one of the Corporate General Partners, is a wholly-owned subsidiary of Continental Information Systems Corporation ("CIS"), the Partnership is considered an "Affiliate" of CIS. Accordingly, in order for the Partnership to sell the shares, the Partnership must comply with the restrictions imposed by Rule 144 of the Exchange Act

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

The Partnership's investing activities for the nine months ended September 30, 1995 resulted in sales of equipment having a depreciated cost basis of $5,195, generating $6,846 in proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period and has announced its intentions of winding down the Partnership.

Cash distributions are currently at an annual level of 1% per Limited Partnership Unit or $1.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1995, the Partnership declared a distribution of $32,961, of which $1,648 is allocated to the General Partner and $31,313 is allocated to the Limited Partners. The distribution will be made on November 28, 1995. The Partnership expects distibutions to be more volatile as its operations are winding down. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                     (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                               September 30, 1995

Lessee

Bangor Hydro Electric Power, Incorporated
Caterpillar Tractor Company
Coast Pump & Supply Company, Incorporated
First Options of Chicago, Incorporated
New York Life Insurance Company
Owens-Corning Fiberglass Corporation

Equipment Description                                                                   Acquisition Price

Computer peripherals                                                                        $     342,746
Other                                                                                             246,064
                                                                                                  -------

                                                                                            $     588,810


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


By:  Arthur P. Beecher
     President

Date:  November 14, 1995
      -------------------