Form 10-Q
period 1996-03-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP II C
filed 1996-05-14
CIK 720307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended March 31, 1996                    Commission File No. 2-89177


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
             (Exact name of registrant as specified in its charter)


         Massachusetts                                               04-2819910
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                           ---------------------------


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


                                         INDEX                                                   Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1996 and December 31, 1995                    3

                    Statements of Operations For the Quarters Ended
                        March 31, 1996 and 1995                                                  4

                    Statements of Cash Flows For the Quarters Ended
                        March 31, 1996 and 1995                                                  5

                    Notes to Financial Statements                                                6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                        8 - 9

              Computer Equipment Portfolio                                                       10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                        11

              Signature                                                                          12


                          PART I. FINANCIAL INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                                               Assets               (Unaudited)             (Audited)
                                                                                      3/31/96               12/31/95
Investment property, at cost (note 3):
   Computer equipment                                                            $        378,895       $        529,185
     Less accumulated depreciation                                                        331,401                472,222
                                                                                 ----------------       ----------------
       Investment property, net                                                            47,494                 56,963

Cash and cash equivalents                                                                  39,812                 44,985
Marketable securities (note 5)                                                              2,427                  2,357
Rents receivable, net (note 2)                                                              3,715                  3,675
Accounts receivable - affiliates (note 4)                                                       -                  7,995
                                                                                 ----------------       ----------------

     Total assets                                                                $         93,448       $        115,975
                                                                                 ================       ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 4)                   $          3,938       $          4,184
   Accrued expenses and accounts payable                                                   21,403                 26,037
   Unearned rental revenue                                                                      -                  1,835
                                                                                 ----------------       ----------------

     Total liabilities                                                                     25,341                 32,056
                                                                                 ----------------       ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                754,341                752,694
     Cumulative cash distributions                                                       (755,338)              (753,690)
     Unrealized losses on marketable securities (note 5)                                       (3)                    (4)
                                                                                 ----------------       ----------------
                                                                                                -                      -
                                                                                 ----------------       ----------------
   Limited Partners (25,050 units):
     Capital contribution, net of offering costs                                       11,158,769             11,158,769
     Cumulative net income                                                              3,261,329              3,245,897
     Cumulative cash distributions                                                    (14,351,648)           (14,320,335)
     Unrealized losses on marketable securities (note 5)                                     (343)                  (412)
                                                                                 ----------------       ----------------
                                                                                           68,107                 83,919
                                                                                 ----------------       ----------------
     Total partners' equity                                                                68,107                 83,919
                                                                                 ----------------       ----------------

     Total liabilities and partners' equity                                      $         93,448       $        115,975
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                 For the Quarters ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                          1996                   1995
                                                                                    ---------------        --------------

Revenue:
   Rental income                                                                    $        16,952        $       46,813
   Interest income                                                                              262                 2,728
   Net gain on sale of equipment                                                             23,642                   585
                                                                                    ---------------        --------------

       Total revenue                                                                         40,856                50,126
                                                                                    ---------------        --------------

Costs and expenses:
   Depreciation                                                                               7,920                15,805
   Reversal of provision for doubtful accounts                                                    -                (4,866)
   Interest                                                                                       -                 1,120
   Related party expenses (note 4):
     Management fees                                                                          1,095                 2,708
     General and administrative                                                              14,762                13,077
                                                                                    ---------------        --------------

       Total costs and expenses                                                              23,777                27,844
                                                                                    ---------------        --------------

Net income                                                                          $        17,079        $       22,282
                                                                                    ===============        ==============

Net income per Limited Partnership Unit                                             $          0.62        $         0.50
                                                                                    ===============        ==============

                 See accompanying notes to financial statements.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                                1996              1995
                                                                                                ----              ----
Cash flows from operating activities:
   Net income                                                                             $        17,079     $        22,282
                                                                                          ---------------     ---------------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                                 7,920              15,805
       Reversal of provision for doubtful accounts                                                      -              (4,866)
       Net gain on sale of equipment                                                              (23,642)               (585)
       Net decrease in current assets                                                               7,955               2,812
       Net decrease in current liabilities                                                         (6,715)             (7,679)
                                                                                          ---------------     ---------------

         Total adjustments                                                                        (14,482)              5,487
                                                                                          ---------------     ---------------

         Net cash provided by operating activities                                                  2,597              27,769
                                                                                          ---------------     ---------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                      25,191                 585
                                                                                          ---------------     ---------------

         Net cash provided by investing activities                                                 25,191                 585
                                                                                          ---------------     ---------------

Cash flows from financing activities:
   Cash distributions to partners                                                                 (32,961)            (93,938)
                                                                                          ---------------     ---------------

         Net cash used in financing activities                                                    (32,961)            (93,938)
                                                                                          ---------------     ---------------

Net decrease in cash and cash equivalents                                                          (5,173)            (65,584)

Cash and cash equivalents at beginning of period                                                   44,985             150,468
                                                                                          ---------------     ---------------

Cash and cash equivalents at end of period                                                $        39,812     $        84,884
                                                                                          ===============     ===============

Supplemental cash flow information:
   Interest paid during the period                                                        $             -     $         1,120
                                                                                          ===============     ===============

                 See accompanying notes to financial statements.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership II-C (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $635.

(3)   Investment Property

At March 31, 1996, the Partnership owned computer equipment with a depreciated cost basis of $47,494, subject to existing leases. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31, 1996 and 1995 are as follows:

                                                      1996              1995
                                                      ----              ----

Management fees                                   $      1,095       $      2,708
Reimbursable expenses paid                              17,816             12,748
                                                  ------------       ------------

                                                  $     18,911       $     15,456
                                                  ============       ============

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 3% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 7% of the monthly rental billings collected. In addition, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At March 31, 1996 the difference between the fair value and the cost basis of these securities is an unrealized loss of $346.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at March 31, 1996 and December 31, 1995, respectively, are as follows:

                                                                           March 31, 1996                  December 31, 1995
                                                                       -------------------------    ------------------------
                                                                       Cost           Fair          Cost            Fair
                                                                       Basis          Value         Basis           Value

Investment in Continental Information
     Systems Corporation Stock                                         $  2,773       $  2,427      $  2,773        $  2,357
                                                                       ========       ========      ========        ========

                    WELLESLEY INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1996 in comparison to the quarter ended March 31, 1995.

The Partnership realized net income of $17,079 and $22,282 for the quarters ended March 31, 1996 and 1995, respectively. Rental income decreased $29,861 or 64% between the three month periods primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the size of the equipment portfolio. Interest income decreased as a result of lower average short-term investment balances held during the first quarter of 1996. The increase in net gain on sale of equipment can be attributed to equipment sales carrying lower net book values during the current quarter.

Total costs and expenses decreased $4,067 or 15% in 1996 primarily as a result of lower depreciation expense in the current quarter combined with the reversal of provision for doubtful accounts during the prior quarter. Depreciation expense decreased due to a portion of the equipment portfolio becoming fully depreciated and due to an overall reduction in the equipment portfolio. Management fees expense decreased with the decline in rental income. The Partnership was able to reverse its provision for doubtful accounts in the prior quarter due to successful collection efforts on delinquent rents receivables. General and administrative expenses increased $1,685 or 13%. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships.

The Partnership recorded net income per Limited Partnership Unit of $0.62 and $0.50 for the quarters ended March 31, 1996 and 1995, respectively. The allocation for the quarters ended March 31, 1996 and 1995, respectively, includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the quarter ended March 31, 1996, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

                    WELLESLEY INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Rental income will continue to decrease due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. Future rental revenues amount to $29,213 and are to be received over the next three years.

During the second quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution during 1996.

The Partnership's investing activities for the year resulted in equipment sales having a depreciated cost basis of $1,549, generating $25,191 in proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period and has announced its intentions of winding down the Partnership.

Cash distributions are currently at an annual level of 1% per Limited Partnership Unit or $1.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1996, the Partnership declared a cash distribution of $32,961, of which $1,648 was allocated to the General Partner and $31,313 was allocated to the Limited Partners. The distribution will be made on May 29, 1996. The Partnership expects distributions to be more volatile as its operations are winding down. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-C
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                 March 31, 1996

Lessee

Caterpillar Tractor Company
Coast Pump & Supply Company, Incorporated
First Options of Chicago, Incorporated
New York Life Insurance Company
Owens Corning Fiberglass, Incorporated

Equipment Description                       Acquisition Price

Computer Peripherals                             $    220,517
Other                                                 158,378
                                                 ------------

                                                 $    378,895
                                                 ============



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


By:    Arthur P. Beecher,
       President

Date:  May 14, 1996